Form 10-K
Morgan Stanley ABS Capital I Inc. Trust 2005-HE1
filed 2006-03-31
CIK 1315509

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2005

                        Commission file number: 333-113543-22

                            MORGAN STANLEY ABS CAPITAL I INC.
        (as Depositor under the Pooling and Servicing Agreement, dated as of
         January 1, 2005, relating to the Morgan Stanley ABS Capital I Inc.
          Trust 2005-HE1 Mortgage Pass-Through Certificates, Series 2005-HE1)
             (Exact name of Registrant as specified in its Charter)

                  Delaware                                  13-3939229
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           1585 BROADWAY, 2ND FLOOR
           NEW YORK, NEW YORK                            10036
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 761-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K.         Not Applicable

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2005.

     Not Applicable

     DOCUMENTS INCORPORATED BY REFERENCE

     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     Item 1A.  Risk Factors.

     Not Applicable

     Item 1B.  Unresolved Staff Comments.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established public trading market for Registrant's Certificates known to the Registrant.

     As of December 31, 2005 the number of holders of record for the registered certificates was 15 based on the Trustee's records.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

     ITEM 9A  Controls and Procedures

     Not Applicable

     ITEM 9B Other Information

     None

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable

     ITEM 11.  Executive Compensation.

     Not Applicable

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable

     ITEM 13.  Certain Relationships and Related Transactions.

     Not Applicable

     ITEM 14.  Principal Accountant Fees and Services

     Not Applicable

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

         Exhibit 31   Sarbanes-Oxley Act Section 302 Certification

         Exhibit 99.1 Servicer's Annual Statement of Compliance for HomEq Servicing Corporation, for Year End December 31, 2005.

         Exhibit 99.2 HomEq Servicing Corporation, Annual Independent Accountant's Report for Year End December 31, 2005.

         Exhibit 99.3 Servicer's Annual Statement of Compliance for Countrywide Home Loans Servicing LP, for Year End
         December 31, 2005.

         Exhibit 99.4 Countrywide Home Loans Servicing LP, Annual
         Independent Accountant's Report for Year End December 31, 2005.

         Exhibit 99.5 Servicer's Annual Statement of Compliance for Option One Mortgage Corporation, for Year End December 31, 2005.

         Exhibit 99.6 Option One Mortgage Corporation, Annual Independent Accountant's Report for Year End December 31, 2005.

         Exhibit 99.7 Aggregate Statement of Distributions to
         Certificateholders for Year End December 31, 2005.


     (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (c) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.





                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   Morgan Stanley ABS Capital I Inc.,
                                   as Depositor


                                       By: /s/ Gail McDonnell
                                       Name:   Gail McDonnell
                                       Title:  President


     Date: March 30, 2006


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a) (1)  No annual report is provided to the certificateholders.

     (a) (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholder with respect to any annual or other meeting of the certificateholders.


     EXHIBIT INDEX

         Exhibit 31   Sarbanes-Oxley Act Section 302 Certification

         Exhibit 99.1 Servicer's Annual Statement of Compliance for HomEq Servicing Corporation, for Year End December 31, 2005.

         Exhibit 99.2 HomEq Servicing Corporation, Annual Independent Accountant's Report for Year End December 31, 2005.

         Exhibit 99.3 Servicer's Annual Statement of Compliance for Countrywide Home Loans Servicing LP, for Year End
         December 31, 2005.

         Exhibit 99.4 Countrywide Home Loans Servicing LP, Annual
         Independent Accountant's Report for Year End December 31, 2005.

         Exhibit 99.5 Servicer's Annual Statement of Compliance for Option One Mortgage Corporation, for Year End December 31, 2005.

         Exhibit 99.6 Option One Mortgage Corporation, Annual Independent Accountant's Report for Year End December 31, 2005.

         Exhibit 99.7 Aggregate Statement of Distributions to
         Certificateholders for Year End December 31, 2005.